Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C15
filed 2016-03-30
CIK 1600823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-180779-08

Central Index Key Number of the issuing entity:0001600823

Morgan Stanley Bank of America Merrill Lynch Trust 2014-C15

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

Central Index Key Number of the sponsor:0001548567

CIBC Inc.

(exact name of the sponsors as specified in their charters)

New York
38‑3926072
(State or other jurisdiction of incorporation or organization)	38‑3926073
38‑3926074
38‑7111571
(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___   No X

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

  Yes X No ___

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

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X   (Do not check if a smaller reporting company)

Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___   No X

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

  Not applicable.

EXPLANATORY NOTES

The MSBAM 2014-C15 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

·    the AmericasMart mortgage loan, which is serviced pursuant to the WFRBS 2013-C18 pooling and servicing agreement attached hereto as Exhibit 4.2;

·    the Marriott Philadelphia Downtown mortgage loan, which is serviced pursuant to the MSBAM 2014-C17 pooling and servicing agreement attached hereto as Exhibit 4.4; and

·     the JW Marriott and Fairfield Inn & Suites mortgage loan, which is serviced pursuant to the MSBAM 2014-C14 pooling and servicing agreement attached hereto as Exhibit 4.3.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

·     The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

·     The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

·     The trust advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trust advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the trust advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the trust advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the trust advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

·     Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC, as servicing function participant in respect of 6.48% of the mortgage pool for the reporting period.

·     Wells Fargo Bank, National Association, as master servicer under the WFRBS 2013-C18 pooling and servicing agreement, pursuant to which the AmericasMart mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the AmericasMart mortgage loan for the reporting period.

·     Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C17 pooling and servicing agreement, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Marriott Philadelphia Downtown mortgage loan for the reporting period.

·     Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C14 pooling and servicing agreement, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the JW Marriott and Fairfield Inn & Suites mortgage loan for the reporting period.

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the AmericasMart Mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2015 calendar year is $77,470,752.00.

The mortgaged property securing the Arundel Mills & Marketplace Mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2015 calendar year is $49,840,944.00.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated April 10, 2014, and other than as follows:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCOAdvisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. The plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York (the “SDNY Action”) on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of US$89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds:  as to the 500 trusts that are governed by the related pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered the plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, the plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA expect that they will have an opportunity to file new defensive motions with respect to this amended complaint.

On March 25, 2016, the plaintiffs filed a new state court complaint in California against DBTCA as to 513 trusts governed by the related pooling and servicing agreements, most of which had been dismissed from the U.S. District Court action.  The plaintiffs removed 19 of the original 500 and have added 32 new trusts.  DBTCA serves as trustee on only one of these 513 trusts.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee under the pooling and servicing agreement for this transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificateholder of J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”), filed suit in Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”).  The suit was filed derivatively on behalf of the CIBC18 Trust.  The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers.  Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and intend to contest the claims asserted against them.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated April 10, 2014, (i) Wells Fargo Bank, National Association, the master servicer and custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced, is also the master servicer, custodian and certificate administrator under the MSBAM 2014-C15 securitization, the master servicer and custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced, and the master servicer and custodian under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced, and (ii) Rialto Capital Advisors, LLC, the special servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced, is also the special servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Situs Holdings, LLC, as trust advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on June 18, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, NCB, FSB, as NCB master servicer, NCB, FSB, as co-op special servicer, Pentalpha Surveillance LLC as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Deutsche Bank Trust Company Americas, as trustee, relating to the WFRBS 2013-C18 securitization transaction, pursuant to which the AmericasMart Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 15, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of February 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as trust advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian, certificate registrar and authenticating agent, relating to the MSBAM 2014-C14 securitization transaction, pursuant to which the JW Marriott and Fairfield Inn & Suites Mortgage Loan is serviced (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on April 15, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2014-C17 securitization transaction, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 21, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Wells Fargo Bank, National Association, as Master Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.5 Situs Holdings, LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.3)

33.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.6)

33.11 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.7)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.3)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.6)

33.14 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.7)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.3)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.6)

33.17 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.7)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.4)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.19)

33.21 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.2)
33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.2)

33.23 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.5 Situs Holdings, LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.3)

34.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.6)

34.11 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.7)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.3)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.6)

34.14 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.7)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.3)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.6)

34.17 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.7)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.4)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.19)

34.21 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.2)
34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.2)

34.23 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced
35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced
35.11 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced
35.12 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ George Kok

George Kok,

President (senior officer in charge of securitization of the depositor)

Date: March 29, 2016

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Situs Holdings, LLC, as trust advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on June 18, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, NCB, FSB, as NCB master servicer, NCB, FSB, as co-op special servicer, Pentalpha Surveillance LLC as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Deutsche Bank Trust Company Americas, as trustee, relating to the WFRBS 2013-C18 securitization transaction, pursuant to which the AmericasMart Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 15, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of February 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as trust advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian, certificate registrar and authenticating agent, relating to the MSBAM 2014-C14 securitization transaction, pursuant to which the JW Marriott and Fairfield Inn & Suites Mortgage Loan is serviced (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on April 15, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of August 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as custodian, Pentalpha Surveillance LLC, as trust advisor, and Citibank, N.A., as trustee, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2014-C17 securitization transaction, pursuant to which the Marriott Philadelphia Downtown Mortgage Loan is serviced (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 21, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Wells Fargo Bank, National Association, as Master Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.5 Situs Holdings, LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.3)

33.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.6)

33.11 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.7)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.3)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.6)

33.14 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.7)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.3)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.6)

33.17 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.7)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.4)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.19)

33.21 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 33.2)
33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 33.2)

33.23 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.5 Situs Holdings, LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.3)

34.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.6)

34.11 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.7)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.3)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.6)

34.14 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.7)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.3)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.6)

34.17 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.7)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.4)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.19)

34.21 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 34.2)
34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced (see Exhibit 34.2)

34.23 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.5 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced
35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced
35.11 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart mortgage loan is serviced
35.12 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced
35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).