Form 10-K
period 2016-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C15
filed 2017-03-30
CIK 1600823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2016

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

(exact names of the sponsors as specified in their charters)

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact names of the sponsors as specified in their charters)

Central Index Key Number of the sponsor:0001548567

CIBC Inc.

(exact names of the sponsors as specified in their charters)

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

EXPLANATORY NOTES

The MSBAM 2014-C15 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the AmericasMart mortgage loan, which is serviced pursuant to the WFRBS 2013-C18 pooling and servicing agreement attached hereto as Exhibit 4.2;

• the Marriott Philadelphia Downtown mortgage loan, which is serviced pursuant to the MSBAM 2014-C17 pooling and servicing agreement attached hereto as Exhibit 4.4; and

• the JW Marriott and Fairfield Inn & Suites mortgage loan, which is serviced pursuant to the MSBAM 2014-C14 pooling and servicing agreement attached hereto as Exhibit 4.3.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

• The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction. Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB. In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the WFRBS 2013-C18 pooling and servicing agreement, pursuant to which the AmericasMart mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the AmericasMart mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C17 pooling and servicing agreement, pursuant to which the Marriott Philadelphia Downtown mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Marriott Philadelphia Downtown mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C14 pooling and servicing agreement, pursuant to which the JW Marriott and Fairfield Inn & Suites mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the JW Marriott and Fairfield Inn & Suites mortgage loan for the reporting period.

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the AmericasMart Mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2016 calendar year is $84,004,464.

The mortgaged property securing the Arundel Mills & Marketplace Mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2016 calendar year is $52,689,333.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

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
33.5 Situs Holdings, LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.10 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.4)

33.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.18)

33.20 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

33.21 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.10 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.4)

34.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.18)

34.20 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

34.21 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16)

35.11 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

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

Date: March 30, 2017

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
33.5 Situs Holdings, LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.10 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.4)

33.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.18)

33.20 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

33.21 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.10 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.4)

34.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.18)

34.20 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

34.21 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16)

35.11 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/16 to 12/31/16)

35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

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