Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C15
filed 2018-04-02
CIK 1600823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

• NCB, FSB, as NCB master servicer and co-op special servicer under the WFRBS 2013-C18 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the WFRBS 2013-C18 securitization trust by NCB, FSB. NCB, FSB has no obligations with respect to the AmericasMart mortgage loan or any mortgage loan included in the MSBAM 2014-

C15 mortgage pool and therefore does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC, as servicing function participant in respect of 6.49% of the mortgage pool for the reporting period.

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the AmericasMart loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2017 calendar year is $87,236,414.

The mortgaged property securing the Arundel Mills & Marketplace loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2017 calendar year is $49,957,431.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint.  On January 26, 2018, Plaintiffs filed a motion for class certification.  The parties are currently briefing the motion. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  On January 17, 2018, Plaintiffs filed a motion for class certification.  The parties are currently briefing the motion.Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee or Custodian, as applicable, under the Pooling and Servicing Agreement for the applicable transaction.

From time to time Berkadia and its affiliates are parties to lawsuits and other legal proceedings arising in the ordinary course of business.  Berkadia does not believe that any such lawsuits or legal proceedings would, individually or in the aggregate, have a material adverse effect on its business or its ability to serve as primary servicer.  Notwithstanding the foregoing, Berkadia discloses the following litigation: On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “2007-CIBC18 Trust”), filed suit (the “Lawsuit”) in the Supreme Court of New York, County of New York, against KeyBank National Association (“KeyBank”), as special servicer, and Berkadia, as master servicer.  The action was brought in connection with the determinations by KeyBank and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City.  KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust.  KeyBank’s and Berkadia’s motions to dismiss the Lawsuit were granted with prejudice on November 28, 2016.  The plaintiff has filed an appeal.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Situs Holdings, LLC, as trust advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on June 19, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

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

33.5  Situs Holdings, LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.9  Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.11  National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.17  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.18  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.19  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)

33.20  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.19)

33.21  Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.22  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.23  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5  Situs Holdings, LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.9  Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.11  National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.17  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.18  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.19  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)

34.20  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.19)

34.21  Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.22  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.23  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 35.4)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)

35.10  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17)

35.11  Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.12  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

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

(Depositor)

By: /s/ George Kok

George Kok,

President (senior officer in charge of securitization of the depositor)

Date: April 2, 2018

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of April 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Situs Holdings, LLC, as trust advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on June 19, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

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

33.5 Situs Holdings, LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.11 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.14 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.17 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.19)

33.21 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.23 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5 Situs Holdings, LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.11 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.14 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.17 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.19)

34.21 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.22 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.23 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17)

35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17)

35.11 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced: Marriott Philadelphia Downtown (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced: JW Marriott and Fairfield Inn & Suites (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

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