Form 10-K
period 2019-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C15
filed 2020-03-27
CIK 1600823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

• LNR Partners, LLC is the current special servicer under the WFRBS 2013-C18 pooling and servicing agreement, under which the AmericasMart mortgage loan is serviced. In March 2019, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the WFRBS 2013-C18 pooling and servicing agreement and succeeded by LNR Partners, LLC.

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the AmericasMart loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2019 calendar year is $115,571,215.

The mortgaged property securing the Arundel Mills & Marketplace loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2019 calendar year is $52,275,441.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement. With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCOAdvisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 privatelabel RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. As of March 1, 2020, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

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

In addition, on November 30, 2018, Rialto Capital Advisors, LLC, (“RCA”) was acquired by investment funds managed by Stone Point Capital LLC, in partnership with the management team of RCA’s affiliates.  Situs Holdings, LLC, the operating advisor under the MSBAM 2014-C15 pooling and servicing agreement, is a wholly owned subsidiary of an affiliated entity of Stone Point Capital LLC.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.5  Situs Holdings, LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.9  Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.11  National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.17  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.18  LNR Partners, LLC, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 3/13/19 to 12/31/19)

33.19  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19)

33.20  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 33.19)

33.21  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 3/12/19) (see Exhibit 33.4)

33.22  Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.23  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.24  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5  Situs Holdings, LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.9  Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.11  National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.17  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.18  LNR Partners, LLC, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 3/13/19 to 12/31/19)

34.19  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19)

34.20  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 34.19)

34.21  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 3/12/19) (see Exhibit 34.4)

34.22  Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.23  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.24  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.8  LNR Partners, LLC, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 3/13/19 to 12/31/19)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19)

35.10  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 35.9)

35.11  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 3/12/19) (see Exhibit 35.4)

35.12  Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: AmericasMart (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C17 securitization, pursuant to which the following mortgage loans were serviced by such party: Marriott Philadelphia Downtown (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C14 securitization, pursuant to which the following mortgage loans were serviced by such party: JW Marriott and Fairfield Inn & Suites (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated March 26, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 10, 2014 under SEC File No. 333-180779-08 and incorporated by reference herein).

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

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 27, 2020